Form 10-K
period 2005-12-31
Banc of America Securities Auto Trust 2005-WF1
filed 2006-03-31
CIK 1331610

SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C. 20549
			  UNITED STATES
			    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number : 333-81254-01

Banc of America Securities Auto Trust 2005-WF1
(Exact Name of Registrant as Specified in its Charter)

Delaware
(State or Other
Jurisdiction
Of Incorporation)

51-6566822
(I.R.S. Employer
Identification No.)

Bank of America Corporate Center
Charlotte, NC
(Address of Principal Executive Offices)

28255
(Zip Code)


Registrant's telephone number, including area code: 704-388-2308

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.   [ Yes] [X No]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ Yes] [X No]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
						[X Yes] [ No]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.					[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act). 		[ Yes] [X No]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
						Not Applicable.

Documents incorporated by reference: 		None


Introductory Note

This Annual Report on Form 10-K is prepared in reliance on the no-action letter dated March 26, 1993 issued by the Securities and Exchange
Commission to Nomura Asset Securities Corporation.

				PART I
Item 1. Business.
Not Applicable.

Item 1A. Risk Factors.
Not Applicable.

Item 1B. Unresolved Staff Comments.
Not Applicable.

Item 2. Properties.
Not Applicable.

Item 3. Legal Proceedings.
There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.
There were no matters submitted to a vote of the Security Holders.

				PART II
Item 5. Market for Registrant's Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities.
	No established public trading market for the Notes exists. There are approximately 59 holders of record as of the end of the reporting year.

Item 6. Selected Financial Data.
Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Not Applicable.

Item 8. Financial Statements and Supplementary Data.
Not Applicable.

Item 9. Changes in and Disagreements With Accountants on
	Accounting and Financial Disclosure.
Not Applicable.

Item 9A. Controls and Procedures.
Not Applicable.

Item 9B. Other Information.
Not Applicable.

				PART III

Item 10. Directors and Executive Officers of the Registrant.
Not Applicable.

Item 11. Executive Compensation.
Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Not Applicable.

Item 13. Certain Relationships and Related Transactions.
Not Applicable.

Item 14. Principal Accounting Fees and Services.
Not Applicable.

				PART IV

Item 15. Exhibits, Financial Statement Schedules.
a) 	The following is a list of documents filed as part
	of this report:

	4.1 Amended and Restated Trust Agreement (filed as
	Exhibit 4.1 to Form 8-K on July 13,2005)

	4.2 Indenture (filed as Exhibit 4.2 to Form 8-K on July 13, 2005)

	4.3 Revolving Liquidity Note Agreement (filed as Exhibit 4.3 to Form 8-K on July 13, 2005)

	10.1 Purchase Agreement (filed as Exhibit 10.1
	to Form 8-K on July 13, 2005)

	10.2 Sale Agreement (filed as Exhibit 10.2 to
	Form 8-K on July 13, 2005)

	10.3 Amended and Restated Servicing Agreement
	(filed as Exhibit 10.3 to Form 8-K on July 13, 2005)

	31.1 Sarbanes-Oxley Certification

	99.1 Independent Accountant's Servicing Report for the year ended December 31, 2005

		a) Wells Fargo Bank, N.A., as Servicer

	99.2 Report of Management as to compliance with minimum servicing standards for the year ended
	December 31, 2005

		a) Wells Fargo Bank, N.A., as Servicer

	99.3 Annual Statement of Compliance for the year ended December 31, 2005

		a) Wells Fargo Bank, N.A., as Servicer

b) 	The exhibits required to be filed by Registrant pursuant
 	to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

c) Not Applicable.

				SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):   Banc of America Securities Auto Trust 2005-WF1
		By: BAS Securitization LLC, as Depositor

By (Signature and Title):  /s/ William A. Glenn
			   William A. Glenn
			   President
Date:  March 31, 2006